Form 10-K
period 2005-11-30
DISCOVER BANK; DISCOVER CARD MASTER TRUST I
filed 2006-02-28
CIK 894327, 894329

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-23108
DISCOVER CARD MASTER TRUST I
(Exact name of registrant as specified in its charter)
DISCOVER BANK
(Exact name of registrant as specified in its charter)
DISCOVER BANK
(Exact name of registrant as specified in its charter)

Delaware (State of Organization)	51-0020270 (I.R.S. Employer Identification No.)

c/o Discover Bank
12 Read’s Way
New Castle, Delaware	19720
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (302) 323-7434
Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which each class
to be so registered	is to be registered
None	Not Applicable
Securities registered pursuant to Section 12(g) of the Act:
Series 1996-3:
6.05% Class A Credit Card Pass-Through Certificates
6.25% Class B Credit Card Pass-Through Certificates

Series 1996-4:
Floating Rate Class A Credit Card Pass-Through Certificates
Floating Rate Class B Credit Card Pass-Through Certificates
Series 2000-4:
Floating Rate Class A Credit Card Pass-Through Certificates
Floating Rate Class B Credit Card Pass-Through Certificates
Series 2000-7:
Floating Rate Class A Credit Card Pass-Through Certificates
Floating Rate Class B Credit Card Pass-Through Certificates
Series 2001-1:
Floating Rate Class A Credit Card Pass-Through Certificates
Floating Rate Class B Credit Card Pass-Through Certificates
Series 2001-3:
Floating Rate Class A Credit Card Pass-Through Certificates
Floating Rate Class B Credit Card Pass-Through Certificates
Series 2001-6:
5.75% Class A Credit Card Pass-Through Certificates
Floating Rate Class B Credit Card Pass-Through Certificates
Series 2002-2:
5.15% Class A Credit Card Pass-Through Certificates
5.45% Class B Credit Card Pass-Through Certificates
Series 2002-3:
Floating Rate Class A Credit Card Pass-Through Certificates
Floating Rate Class B Credit Card Pass-Through Certificates
Series 2003-1:
Floating Rate Class A, Subseries 2 Credit Card Pass-Through Certificates
3.45% Class B, Subseries 2 Credit Card Pass-Through Certificates
Floating Rate Class A, Subseries 3 Credit Card Pass-Through Certificates
Floating Rate Class B, Subseries 3 Credit Card Pass-Through Certificates
Series 2003-2:
Floating Rate Class A Credit Card Pass-Through Certificates
3.85% Class B Credit Card Pass-Through Certificates
Series 2003-3:
Floating Rate Class A Credit Card Pass-Through Certificates
Floating Rate Class B Credit Card Pass-Through Certificates
Series 2003-4:
Floating Rate Class A, Subseries 1 Credit Card Pass-Through Certificates
Floating Rate Class B, Subseries 1 Credit Card Pass-Through Certificates
Floating Rate Class A, Subseries 2 Credit Card Pass-Through Certificates
Floating Rate Class B, Subseries 2 Credit Card Pass-Through Certificates

Series 2004-1
Floating Rate Class A Credit Card Pass-Through Certificates
Floating Rate Class B Credit Card Pass-Through Certificates
Series 2004-2
Floating Rate Class A, Subseries 1 Credit Card Pass-Through Certificates
Floating Rate Class B, Subseries 1 Credit Card Pass-Through Certificates
Floating Rate Class A, Subseries 2 Credit Card Pass-Through Certificates
Floating Rate Class B, Subseries 2 Credit Card Pass-Through Certificates
Series 2005-1
Floating Rate Class A Credit Card Pass-Through Certificates
Floating Rate Class B Credit Card Pass-Through Certificates
Series 2005-2
Floating Rate Class A Credit Card Pass-Through Certificates
Floating Rate Class B Credit Card Pass-Through Certificates
Series 2005-3
Floating Rate Class A Credit Card Pass-Through Certificates
Floating Rate Class B Credit Card Pass-Through Certificates
Series 2005-4
Floating Rate Class A, Subseries 1 Credit Card Pass-Through Certificates
Floating Rate Class B, Subseries 1 Credit Card Pass-Through Certificates
Floating Rate Class A, Subseries 2 Credit Card Pass-Through Certificates
Floating Rate Class B, Subseries 2 Credit Card Pass-Through Certificates
Series 2006-1
Floating Rate Class A, Subseries 1 Credit Card Pass-Through Certificates
Floating Rate Class B, Subseries 1 Credit Card Pass-Through Certificates
Floating Rate Class A, Subseries 2 Credit Card Pass-Through Certificates
Floating Rate Class B, Subseries 2 Credit Card Pass-Through Certificates
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐           No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐           No ☑
          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑           No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
          ☑
          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes ☐           No ☑
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐           No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.
Not applicable to this Registrant.
          Documents Incorporated by Reference are listed in the Index to Exhibits beginning on Page 15.
1.	The following sections of the registrant’s prospectus, dated February 22, 2006, and prospectus supplement, dated February 22, 2006, which were filed on a Current Report on Form 8-K, dated February 24, 2006 (Commission File No. 0-23108) and pursuant to Rule 424(b) on February 24, 2006 are incorporated herein by reference; provided, however, that series issued prior to November 3, 2004 are not eligible for allocations or reallocations of interchange and accordingly risks and other disclosures related to interchange are not relevant to the certificates of such series:
a.	“Risk Factors” on pages S-18 to S-27 of the prospectus supplement;

b.	“The Discover Card Business” on pages S-28 to S-32 of the prospectus supplement;

c.	“The Accounts – Billing and Payments” on pages S-32 to S-34 of the prospectus supplement;

d.	“Composition and Historical Performance of the Discover Card Portfolio” on pages S-43 to S-45 of the prospectus supplement;

e.	“The Trust” on pages 19 to 21 of the prospectus;

f.	“The Trust – Addition of Accounts” on pages 24 and 25 of the prospectus;

g.	“The Trust – Removal of Accounts” on pages 25 and 26 of the prospectus;

h.	“The Certificates” on pages 26 and 27 of the prospectus;

i.	“The Certificates – Collections” on pages 29 and 30 of the prospectus;

j.	“The Certificates — Class Percentages and Seller Percentage” on page 30 of the prospectus;

k.	“The Certificates — Repurchase of Trust Portfolio” on pages 32 and 33 of the prospectus;

l.	“The Certificates — Repurchase of Specified Receivables” on pages 33 and 34 of the prospectus;

m.	“The Certificates — Amendments” on pages 36 and 37 of the prospectus;

n.	“Servicing — Evidence as to Compliance” on pages 46 and 47 of the prospectus;

o.	“The Seller, Depositor and Sponsor” on pages 47 to 50 of the prospectus;

p.	“Certain Legal Matters Relating to the Receivables” on pages 50 to 52 of the prospectus;

q.	“Experts” on page 65 of the prospectus; and

r.	“Glossary of Terms – Receivable Repurchase Event” on page 71 of the prospectus.

PART I
          This report was prepared in accordance with the terms of a no-action letter of the Division of Corporation Finance of the Securities and Exchange Commission issued to Discover Card Master Trust I and Greenwood Trust Company (which is now Discover Bank) on April 8, 1994.
Item 1. Business
          The Discover Card Master Trust I was formed pursuant to a pooling and servicing agreement dated as of October 1, 1993, which was amended and restated on November 3, 2004, by and between Discover Bank (formerly known as Greenwood Trust Company) as Master Servicer, Servicer and Seller, and U.S. Bank National Association (formerly, First Bank National Association, successor trustee to Bank of America Illinois, formerly Continental Bank, National Association) as Trustee. The pooling and servicing agreement was amended by the parties on January 4, 2006, by the first amendment to amended and restated pooling and servicing agreement and global amendment to certain series supplements thereto. The trust’s only business is to act as a passive conduit to permit investment in a pool of retail consumer receivables.
          The following series issued pursuant to the pooling and servicing agreement were outstanding during the period covered by this report but have since been paid in full and are no longer outstanding: Series 1999-6, Series 2000-1, Series 2000-2, Series 2000-A, Series 2000-5, Series 2000-6, Series 2000-9, Series 2001-2, Series 2002-1, Series 2002-4, Series 2002-5 and Subseries 1 of Series 2003-1. Accordingly, those series are referenced in the reports attached as Exhibits 99(B) – (D) as described in Part IV, Item 15 below. Series 1998-5 and Series 2005-A, each a private issuance, are not included in the report attached as Exhibit 99(A). Series 2005-3 is included in the reports attached as Exhibits 99(B) – (D), but is not included in the report attached as Exhibit 99(A) since the first distribution date for this series was subsequent to the period covered by this report. Additionally, Series 2005-4 was issued on December 16, 2005, Series 2006-A and Series 2006-B were issued on January 27, 2006, and Series 2006-1 was issued on February 28, 2006, in each case, subsequent to the period covered by this report, and are accordingly not included in the reports attached as Exhibits 99(A) – (D) as described in Part IV, Item 15 below.
          The 6.05% Class A Credit Card Pass-Through Certificates and the 6.25% Class B Credit Card Pass-Through Certificates of Series 1996-3 were issued pursuant to the pooling and servicing agreement and a series supplement to the pooling and servicing agreement dated as of February 21, 1996, as amended, by and between Discover Bank and the trustee.

          The Floating Rate Class A Credit Card Pass-Through Certificates and the Floating Rate Class B Credit Card Pass-Through Certificates of Series 1996-4 were issued pursuant to the pooling and servicing agreement and a series supplement to the pooling and servicing agreement dated as of April 30, 1996, as amended, by and between Discover Bank and the trustee.
          The Floating Rate Class A Credit Card Pass-Through Certificates and the Floating Rate Class B Credit Card Pass-Through Certificates of Series 1998-5 were issued pursuant to the pooling and servicing agreement and a series supplement to the pooling and servicing agreement dated as of June 12, 1998, as amended, by and between Discover Bank and the trustee.
          The Floating Rate Class A Credit Card Pass-Through Certificates and the Floating Rate Class B Credit Card Pass-Through Certificates of Series 2000-4 were issued pursuant to the pooling and servicing agreement and a series supplement to the pooling and servicing agreement dated as of May 10, 2000, as amended, by and between Discover Bank and the trustee.
          The Floating Rate Class A Credit Card Pass-Through Certificates and the Floating Rate Class B Credit Card Pass-Through Certificates of Series 2000-7 were issued pursuant to the pooling and servicing agreement and a series supplement to the pooling and servicing agreement dated as of June 20, 2000, as amended, by and between Discover Bank and the trustee.
          The Floating Rate Class A Credit Card Pass-Through Certificates and the Floating Rate Class B Credit Card Pass-Through Certificates of Series 2001-1 were issued pursuant to the pooling and servicing agreement and a series supplement to the pooling and servicing agreement dated as of January 4, 2001, as amended, by and between Discover Bank and the trustee.
          The Floating Rate Class A Credit Card Pass-Through Certificates and the Floating Rate Class B Credit Card Pass-Through Certificates of Series 2001-3 were issued pursuant to the pooling and servicing agreement and a series supplement to the pooling and servicing agreement dated as of March 15, 2001, as amended, by and between Discover Bank and the trustee.
          The 5.75% Class A Credit Card Pass-Through Certificates and the Floating Rate Class B Credit Card Pass-Through Certificates of Series 2001-6 were issued pursuant to the pooling and servicing agreement and a series supplement to the pooling and servicing agreement dated as of July 24, 2001, as amended, by and between Discover Bank and the trustee.
          The 5.15% Class A Credit Card Pass-Through Certificates and the 5.45% Class B Credit Card Pass-Through Certificates of Series 2002-2 were issued pursuant to the pooling and servicing agreement and a series supplement to the pooling and servicing agreement dated as of April 25, 2002, as amended, by and between Discover Bank and the trustee.
          The Floating Rate Class A Credit Card Pass-Through Certificates and the Floating Rate Class B Credit Card Pass-Through Certificates of Series 2002-3 were issued pursuant to the pooling and servicing agreement and a series supplement to the pooling and servicing agreement dated as of May 29, 2002, as amended, by and between Discover Bank and the trustee.
          The Floating Rate Class A, Subseries 2 Credit Card Pass-Through Certificates, the 3.45% Class B, Subseries 2 Credit Card Pass-Through Certificates, the Floating Rate Class A, Subseries 3 Credit Card Pass-Through Certificates and the Floating Rate Class B, Subseries 3 Credit Card Pass-Through Certificates of Series 2003-1 were issued pursuant to the pooling and servicing agreement and a series supplement to the pooling and servicing agreement dated as of January 22, 2003, as amended, by and between Discover Bank and the trustee.

          The Floating Rate Class A Credit Card Pass-Through Certificates and the 3.85% Class B Credit Card Pass-Through Certificates of Series 2003-2 were issued pursuant to the pooling and servicing agreement and a series supplement to the pooling and servicing agreement dated as of February 18, 2003, as amended, by and between Discover Bank and the trustee.
          The Floating Rate Class A Credit Card Pass-Through Certificates and the Floating Rate Class B Credit Card Pass-Through Certificates of Series 2003-3 were issued pursuant to the pooling and servicing agreement and a series supplement to the pooling and servicing agreement dated as of March 25, 2003, as amended, by and between Discover Bank and the trustee.
          The Floating Rate Class A, Subseries 1 Credit Card Pass-Through Certificates, the Floating Rate Class B, Subseries 1 Credit Card Pass-Through Certificates, the Floating Rate Class A, Subseries 2 Credit Card Pass-Through Certificates and the Floating Rate Class B, Subseries 2 Credit Card Pass-Through Certificates of Series 2003-4 were issued pursuant to the pooling and servicing agreement and a series supplement to the pooling and servicing agreement dated as of December 30, 2003, as amended, by and between Discover Bank and the trustee.
          The Floating Rate Class A Credit Card Pass-Through Certificates and the Floating Rate Class B Credit Card Pass-Through Certificates of Series 2004-1 were issued pursuant to the pooling and servicing agreement and a series supplement to the pooling and servicing agreement dated as of November 3, 2004, as amended, by and between Discover Bank and the trustee.
          The Floating Rate Class A, Subseries 1 Credit Card Pass-Through Certificates, the Floating Rate Class B, Subseries 1 Credit Card Pass-Through Certificates, the Floating Rate Class A, Subseries 2 Credit Card Pass-Through Certificates, and the Floating Rate Class B, Subseries 2 Credit Card Pass-Through Certificates of Series 2004-2 were issued pursuant to the pooling and servicing agreement and a series supplement to the pooling and servicing agreement dated as of December 2, 2004, as amended, by and between Discover Bank and the trustee.
          The Floating Rate Class A Credit Card Pass-Through Certificates and the Floating Rate Class B Credit Card Pass-Through Certificates of Series 2005-1 were issued pursuant to the pooling and servicing agreement and a series supplement to the pooling and servicing agreement dated as of January 18, 2005, as amended, by and between Discover Bank and the trustee.
          The Floating Rate Class A Credit Card Pass-Through Certificates and the Floating Rate Class B Credit Card Pass-Through Certificates of Series 2005-2 were issued pursuant to the pooling and servicing agreement and a series supplement to the pooling and servicing agreement dated as of October 13, 2005, as amended, by and between Discover Bank and the trustee.
          The Floating Rate Class A Credit Card Pass-Through Certificates of Series 2005-A were issued pursuant to a certificate purchase agreement dated as of November 29, 2005, between Discover Bank as master servicer, servicer and seller and the purchasers named therein, the pooling and servicing agreement and a series supplement to the pooling and servicing agreement dated as of November 29, 2005, by and between Discover Bank and the trustee.
          The Floating Rate Class A Credit Card Pass-Through Certificates and the Floating Rate Class B Credit Card Pass-Through Certificates of Series 2005-3 were issued pursuant to the pooling and servicing agreement and a series supplement to the pooling and servicing agreement dated as of November 30, 2005, by and between Discover Bank and the trustee.
          The Floating Rate Class A, Subseries 1 Credit Card Pass-Through Certificates, the Floating Rate Class B, Subseries 1 Credit Card Pass-Through Certificates, the Floating Rate Class A,

Subseries 2 Credit Card Pass-Through Certificates, and the Floating Rate Class B, Subseries 2 Credit Card Pass-Through Certificates of Series 2005-4 were issued pursuant to the pooling and servicing agreement and a series supplement to the pooling and servicing agreement dated as of December 16, 2005, by and between Discover Bank and the trustee.
          The Floating Rate Class A Credit Card Pass-Through Certificates of Series 2006-A were issued pursuant to a certificate purchase agreement dated as of January 27, 2006, between Discover Bank as master servicer, servicer and seller and the purchasers named therein, the pooling and servicing agreement and a series supplement to the pooling and servicing agreement dated as of January 27, 2006, by and between Discover Bank and the trustee.
          The Floating Rate Class A Credit Card Pass-Through Certificates of Series 2006-B were issued pursuant to a certificate purchase agreement dated as of January 27, 2006, between Discover Bank as master servicer, servicer and seller and the purchasers named therein, the pooling and servicing agreement and a series supplement to the pooling and servicing agreement dated as of January 27, 2006, by and between Discover Bank and the trustee.
          The Floating Rate Class A, Subseries 1 Credit Card Pass-Through Certificates, the Floating Rate Class B, Subseries 1 Credit Card Pass-Through Certificates, the Floating Rate Class A, Subseries 2 Credit Card Pass-Through Certificates, and the Floating Rate Class B, Subseries 2 Credit Card Pass-Through Certificates of Series 2006-1 were issued pursuant to the pooling and servicing agreement and a series supplement to the pooling and servicing agreement dated as of February 28, 2006, by and between Discover Bank and the trustee.
Item 2. Properties
          The property of the trust includes a portfolio of receivables (the “Receivables”) arising under selected Discover Card accounts (the “Accounts”) originated by Discover Bank, the cash received in payment of those Receivables (including recoveries on charged-off Receivables), the right to receive a portion of the interchange fees paid to Discover Bank in connection with transactions on accounts of the type included in the trust (this right is referred to as “interchange”, and only series issued on or after November 3, 2004 are eligible to receive interchange), funds on deposit in the credit enhancement account for each series, and interest rate swaps with respect to Series 2002-3. At or prior to the time of the trust’s formation, Discover Bank transferred to the trust all the Receivables in the Accounts designated as such at or prior to such time. Discover Bank has also transferred to the trust the Receivables in accounts that were designated as Accounts after the time of formation of the trust, as of the time of such designation. Discover Bank also has transferred and will transfer additional Receivables generated in the Accounts to the trust on an ongoing basis and in the future may transfer Receivables in additional Accounts to the trust from time to time. Information related to the performance of the Receivables relating to the distribution dates occurring between December 1, 2004 and November 30, 2005 is set forth in the ANNUAL AGGREGATE REPORT filed as Exhibit 99(A) to this Annual Report on Form 10-K. This aggregate report does not reflect the performance of the receivables during November 2005.
Item 3. Legal Proceedings
          Discover Bank is involved, from time to time, in various arbitration and legal proceedings, including litigation, investigations and other proceedings, that arise in the ordinary course of its business. While there can be no assurance about the outcome of these legal proceedings and the consequences are not presently determinable, Discover Bank believes, based on currently available information and after consultation with counsel, that these legal proceedings will not have a material adverse effect on Discover Bank’s financial condition or on the Receivables.

Item 4. Submission of Matters to a Vote of Security Holders
          None.
PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
          The Class A Certificates and the Class B Certificates of all outstanding series (other than the Class A Certificates of Series 1998-5, Series 2005-A, Series 2006-A and Series 2006-B) are held and delivered in book-entry form through the facilities of The Depository Trust Company (“DTC”) (in the United States), a “clearing agency” registered pursuant to the provisions of Section 17A of the Securities Exchange Act of 1934, as amended, or Clearstream Banking or Euroclear (in Europe). The definitive Class A Certificates and Class B Certificates of these series are held by Cede & Co., the nominee of DTC.
Item 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure
          None.
Item 9A. Controls and Procedures
          Not applicable to this Registrant as this Registrant issues only asset-backed securities. Although Item 9A is not applicable, Exhibit 99(D) to this report contains Management’s Report on Internal Control and Compliance with Minimum Servicing Standards. Additionally, Exhibit 99(B) to this report contains the Independent Accountants’ Report – Internal Control and Exhibit 99(C) to this report contains the Independent Accountants’ Report – Compliance, each of which evaluates the conclusions of Discover Bank management in Exhibit 99(D).
PART III
Item 12. Security Ownership of Certain Beneficial Owners and Management
          As of February 28, 2006, 100% of the outstanding Class A Certificates (other than those of Series 1998-5, Series 2005-A, Series 2006-A and Series 2006-B) and the outstanding Class B Certificates were held in the nominee name Cede & Co. for beneficial owners. As of February 28, 2006, 100% of the beneficial ownership of the Series 1998-5 Class A Certificates was held in the nominee name Chase Bank of Texas, National Association, as custodian and securities intermediary, for beneficial owners. As of February 28, 2006, 100% of the beneficial ownership of the Series 2005-A Class A Certificates was held in the nominee name Royal Bank of Canada, as agent, for beneficial owners. As of February 28, 2006, 100% of the beneficial ownership of the Series 2006-A Class A Certificates was held in the nominee name Citicorp North America, Inc. as agent, for beneficial owners and 100% of the beneficial ownership of the Series 2006-B Class A Certificates was held in the nominee name Lloyds TSB Bank, plc, as agent, for beneficial owners.
          As of February 28, 2006, Discover Bank owned 100% of the uncertificated Seller Certificate, which represented beneficial ownership of a residual interest in the assets of the trust as provided in the pooling and servicing agreement.
Item 13. Affiliations and Certain Relationships and Related Transactions
          Discover Bank, which acts as the seller/depositor for the trust and as sponsor of its securitizations, is a wholly owned subsidiary of NOVUS Credit Services Inc. and an indirect subsidiary of

Morgan Stanley, formerly Morgan Stanley Dean Witter & Co. NOVUS acquired Discover Bank in January 1985. Discover Bank and the trustee formed the trust in October 1993. Discover Bank originates and has transferred to the trust the credit card receivables generated under certain designated Discover® Card accounts. Discover Bank acts as master servicer for the trust and is currently the only servicer under the Pooling and Servicing Agreement with respect to the Accounts. Discover Bank has outsourced certain servicing functions to its affiliate, Discover Financial Services LLC (“DFS”), but Discover Bank is ultimately responsible for the overall servicing function. DFS performs specific servicing functions for Discover Bank, as set forth below. DFS provides such services on its own or with the assistance of third party vendors that contract directly with DFS. Working together in this manner, Discover Bank and DFS generally perform all of the functions required to service and operate the Discover Card accounts. These functions include soliciting new accounts, processing applications, issuing new accounts, authorizing and processing transactions, billing cardmembers, processing payments, providing cardmember service and collecting delinquent accounts. Discover Bank and DFS together maintain multiple operations centers across the country for servicing cardmembers. DFS also maintains an additional operations center to process accounts that Discover Bank has charged off as uncollectible.
          With respect to the accounts serviced by Discover Bank and pursuant to the First Revised Service Agreement, dated May 17, 2000, as amended, between DFS and Discover Bank, the following functions are among those performed by DFS (or third party vendors operating through DFS) for Discover Bank:
o	Customer service;

o	Collections;

o	Certain credit services, including new account application review and authorization, transaction and remittance processing and monthly statement preparation;

o	Information technology and related services; and

o	Statistical reporting of account performances and measures.
          Discover Bank is solely responsible for payment to DFS of fees for servicing under the agreement. Such fees will be paid directly by Discover Bank and are not the obligation of or paid through the cash flows of the trust. The service agreement has an indefinite term, but may be terminated by either party on at least 180 days prior notice. In the event of a transfer of account servicing to Discover Bank or another third party, Discover Bank has agreed to pay for the costs related to such transfer. Under the agreement, DFS may use its employees or independent contractors to provide these services. However, certain core servicing functions related to the accounts in the trust, such as collections and the credit services, mentioned above, are provided by DFS. The agreement provides that Discover Bank is solely responsible for annual percentage yields and rates, premiums and other charges and fees related to its credit cards. DFS remains liable to Discover Bank for actual damages arising from the negligent performance of its obligations under the agreement, provided that DFS will not be liable for damages due to cases that are in whole or in part beyond its control, such as computer and associated equipment outages, failure or downtime. DFS has participated in the servicing process for the trust since its formation. DFS is not a party to trust’s Pooling and Servicing Agreement.
          In addition to its servicing functions described above, DFS also provides non-servicing functions to Discover Bank, such as sales and marketing activities, operational support for the Discover Card program and maintenance of merchant relationships. DFS maintains the Discover Network, which has established arrangements with service establishments to accept Discover-branded cards, including the Discover Card, for cash advances and as the means of payment for merchandise and services. Discover Bank contracts with DFS to have cards issued by Discover Bank, including the Discover Card, accepted at those establishments. DFS receives merchant fees for providing services to service establishments and pays a portion of those fees generated on Discover Card transactions to Discover Bank as interchange fees. Discover Bank’s ability to generate new receivables and interchange requires locations where cardmembers can use their Discover Cards. DFS employs a sales and service force in the field to maintain and increase the size of its service establishment base. DFS also maintains additional operations centers that are devoted primarily to providing customer service to service establishments.
          DFS is also the counterparty to a swap agreement with the Trust related to Series 2002-3. Under the swap agreement, the Trust pays a fixed rate based on the principal amount of the certificates of Series 2002-3 and receives a floating interest rate.
          Morgan Stanley & Co. Incorporated, Morgan Stanley International Limited and Morgan Stanley DW Inc. are affiliates of Discover Bank. Morgan Stanley is the direct parent of Morgan Stanley & Co. Incorporated and the indirect parent of Discover Bank. DFS is also a wholly owned subsidiary of Morgan Stanley. Alexander C. Frank is a director of Discover Bank and an officer of Morgan Stanley & Co. Incorporated. Following the initial distribution of a series of certificates, the Morgan Stanley entities and other affiliates of Discover Bank may offer and sell previously issued certificates in the course of their businesses as broker-dealers. Morgan Stanley & Co. Incorporated, Morgan Stanley International Limited, Morgan Stanley DW Inc. and certain other affiliates may act as a principal or agent in those transactions.
Item 14. Principal Accountant Fees and Services.
          Not applicable to this Registrant as this Registrant issues only asset-backed securities.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(b)	Exhibits:

23.	Consent of Deloitte & Touche LLP.

35.	Certification of Officer of Master Servicer.
99.	(A)	2005 ANNUAL AGGREGATE REPORT prepared by the Servicer (relating to the distribution dates occurring between December 1, 2004 and November 30, 2005). This aggregate report does not reflect distributions that have occurred since November 30, 2005, including receivables activity for the period from November 1, 2005 through November 30, 2005. Collections and allocations for November 2005 are reflected in the Current Report on Form 8-K for the distribution date that occurred on December 15, 2005.

	(B)	ANNUAL REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM – Internal Control pursuant to Section 3.08 of the Pooling and Servicing Agreement.

	(C)	ANNUAL REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM – Compliance pursuant to Section 3.08 of the Pooling and Servicing Agreement.

(D)	MANAGEMENT’S REPORT ON INTERNAL CONTROL AND COMPLIANCE WITH MINIMUM SERVICING STANDARDS.

(E)	DOCUMENTS INCORPORATED BY REFERENCE

The following sections of the registrant’s prospectus, dated February 22, 2006, and prospectus supplement, dated February 22, 2006, which were filed on a Current Report on Form 8-K, dated February 24, 2006 (Commission File No. 0-23108) and pursuant to Rule 424(b) on February 24, 2006 are incorporated herein by reference; provided, however, that series issued prior to November 3, 2004 are not eligible for allocations or reallocations of interchange and accordingly risks and other disclosures related to interchange are not relevant to the certificates of such series:
•	“Risk Factors” on pages S-18 to S-27 of the prospectus supplement;

•	“The Discover Card Business” on pages S-28 to S-32 of the prospectus supplement;

•	“The Accounts – Billing and Payments” on pages S-32 to S-34 of the prospectus supplement;

•	“Composition and Historical Performance of the Discover Card Portfolio” on pages S-43 to S-45 of the prospectus supplement;

•	“The Trust” on pages 19 to 21 of the prospectus;

•	“The Trust – Addition of Accounts” on pages 24 and 25 of the prospectus;

•	“The Trust – Removal of Accounts” on pages 25 and 26 of the prospectus;

•	“The Certificates” on pages 26 and 27 of the prospectus;

•	“The Certificates – Collections” on pages 29 and 30 of the prospectus;

•	“The Certificates – Class Percentages and Seller Percentage” on page 30 of the prospectus;

•	“The Certificates – Repurchase of Trust Portfolio” on pages 32 and 33 of the prospectus;

•	“The Certificates – Repurchase of Specified Receivables” on pages 33 and 34 of the prospectus;

•	“The Certificates – Amendments” on pages 36 and 37 of the prospectus;

•	“Servicing – Evidence as to Compliance” on pages 46 and 47 of the prospectus;

•	“The Seller, Depositor and Sponsor” on pages 47 to 50 of the prospectus;

•	“Certain Legal Matters Relating to the Receivables” on pages 50 to 52 of the prospectus;

•	“Experts” on page 65 of the prospectus; and

•	“Glossary of Terms – Receivable Repurchase Event” on page 71 of the prospectus.

SIGNATURES
          Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Discover Card Master Trust I
(Registrant)
By: Discover Bank
(Master Servicer and Servicer)

Dated: February 28, 2006	By:	/s/ Michael F. Rickert

Michael F. Rickert
Vice President, Chief Accounting Officer and Treasurer

EXHIBIT INDEX
Exhibit No.

23.	Consent of Deloitte & Touche LLP.

35.	Certification of Officer of Master Servicer.

99.	(A)	2005 ANNUAL AGGREGATE REPORT prepared by the Servicer (relating to the distribution dates related to the due periods occurring between December 1, 2004 and November 30, 2005). This aggregate report does not reflect distributions that have occurred since November 30, 2005, including receivables activity for the period from November 1, 2005 through November 30, 2005. Collections and allocations for November 2005 are reflected in the Current Report on Form 8-K for the distribution date that occurred on December 15, 2005.

	(B)	ANNUAL REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM – Internal Control pursuant to Section 3.08 of the Pooling and Servicing Agreement.

	(C)	ANNUAL REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM – Compliance pursuant to Section 3.08 of the Pooling and Servicing Agreement.

	(D)	MANAGEMENT’S REPORT ON INTERNAL CONTROL AND COMPLIANCE WITH MINIMUM SERVICING STANDARDS.

	(E)	DOCUMENTS INCORPORATED BY REFERENCE

The following sections of the registrant’s prospectus, dated February 22, 2006, and prospectus supplement, dated February 22, 2006, which were filed on a Current Report on Form 8-K, dated February 24, 2006 (Commission File No. 0-23108) and pursuant to Rule 424(b) on February 24, 2006 are incorporated herein by reference; provided, however, that series issued prior to November 3, 2004 are not eligible for allocations or reallocations of interchange and accordingly risks and other disclosures related to interchange are not relevant to the certificates of such series:
•	“Risk Factors” on pages S-18 to S-27 of the prospectus supplement;

•	“The Discover Card Business” on pages S-28 to S-32 of the prospectus supplement;

•	“The Accounts – Billing and Payments” on pages S-32 to S-34 of the prospectus supplement;

•	“Composition and Historical Performance of the Discover Card Portfolio” on pages S-43 to S-45 of the prospectus supplement;

•	“The Trust” on pages 19 to 21 of the prospectus;

•	“The Trust – Addition of Accounts” on pages 24 and 25 of the prospectus;

•	“The Trust – Removal of Accounts” on pages 25 and 26 of the prospectus;

•	“The Certificates” on pages 26 and 27 of the prospectus;

•	“The Certificates – Collections” on pages 29 and 30 of the prospectus;

•	“The Certificates – Class Percentages and Seller Percentage” on page 30 of the prospectus;

•	“The Certificates – Repurchase of Trust Portfolio” on pages 32 and 33 of the prospectus;

•	“The Certificates – Repurchase of Specified Receivables” on pages 33 and 34 of the prospectus;

•	“The Certificates – Amendments” on pages 36 and 37 of the prospectus;

•	“Servicing – Evidence as to Compliance” on pages 46 and 47 of the prospectus;

•	“The Seller, Depositor and Sponsor” on pages 47 to 50 of the prospectus;

•	“Certain Legal Matters Relating to the Receivables” on pages 50 to 52 of the prospectus;

•	“Experts” on page 65 of the prospectus; and

•	“Glossary of Terms – Receivable Repurchase Event” on page 71 of the prospectus.