Form 10-K
period 2006-11-30
DISCOVER BANK; DISCOVER CARD MASTER TRUST I
filed 2007-02-15
CIK 894327, 894329

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-23108 (issuing entity)
Commission file number 033-54804 (depositor and sponsor)
DISCOVER CARD MASTER TRUST I
(Exact name of issuing entity as specified in its charter)
DISCOVER BANK
(Exact name of depositor and sponsor as specified in its charter)

Delaware (State of Organization)	51-0020270 (I.R.S. Employer Identification No.)

c/o Discover Bank
12 Read’s Way
New Castle, Delaware	19720
(Address of principal executive offices)	(Zip Code)
Depositor’s telephone number, including area code: (302) 323-7434
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
 ii

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑       No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                                                                                    ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐       No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.
Not applicable to this Registrant.
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).
None.
 iii

PART I
Item 1. Business
Item 1A. Risk Factors
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
Item 1B. Unresolved Staff Comments
Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information)
Item 1114(b)(2) of Regulation AB. Credit Enhancement and Other Support, Except for Certain Derivatives Instruments (Financial Information)
Item 1115(b) of Regulation AB. Certain Derivatives Instruments (Financial Information)
Item 1117 of Regulation AB. Legal Proceedings
PART II
Item 9B. Other Information
PART III
Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions
Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria
Item 1123 of Regulation AB. Servicer Compliance Statement
PART IV
Item 15. Exhibits, Financial Statement Schedules
Consent of Deloitte & Touche LLP
Consent of Ernst & Young LLP
Certification
Report on Assessment of Compliance with Servicing Criteria
Report on Assessment of Compliance with Servicing Criteria
Report on Assessment of Compliance with Servicing Criteria
Independent Accountants' Attestation Report
Independent Accountants' Attestation Report
Independent Accountants' Attestation Report
Servicer Compliance Statement of Discover Bank
Servicer Compliance Statement of Discover Financial Services LLC

PART I
The following Items have been omitted in accordance with General Instruction J to Form 10-K:
Item 1. Business
Item 1A. Risk Factors
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
Item 1B. Unresolved Staff Comments
     Not Applicable
Substitute information provided in accordance with General Instruction J to Form 10-K:
Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information).
     Not Applicable.
Item 1114(b)(2) of Regulation AB. Credit Enhancement and Other Support, Except for Certain Derivatives Instruments (Financial Information).
     Not Applicable.
Item 1115(b) of Regulation AB. Certain Derivatives Instruments (Financial Information).
     Not Applicable.
Item 1117 of Regulation AB. Legal Proceedings.
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

PART II
The following Items have been omitted in accordance with General Instruction J to Form 10-K:
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Item 6. Selected Financial Data.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Item 8. Financial Statements and Supplementary Data.
Item 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure.
Item 9A. Controls and Procedures.
Item 9B. Other Information.
     None.
PART III
The following Items have been omitted in accordance with General Instruction J to Form 10-K
Item 10. Directors and Executive Officers of the Registrant.
Item 11. Executive Compensation.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 13. Certain Relationships and Related Transactions.
Item 14. Principal Accountant Fees and Services.
Substitute information provided in accordance with General Instruction J to Form 10-K:
Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.
     Discover Bank, which acts as the seller/depositor for the trust and as sponsor of its securitizations, is a wholly owned subsidiary of NOVUS Credit Services Inc. (“NOVUS”) and an indirect subsidiary of Morgan Stanley, formerly Morgan Stanley Dean Witter & Co. NOVUS acquired Discover Bank in January 1985. Discover Bank and U.S. Bank National Association (the “Trustee”) formed the Discover Card Master Trust I (the “Trust”) in October 1993. Discover Bank originates and has transferred to the Trust the credit card receivables generated under certain designated Discover® Card accounts. Discover Bank acts as master servicer for the Trust and is currently the only servicer under the Amended and Restated Pooling and Servicing Agreement dated as of November 3, 2004, as amended and supplemented, with respect to the accounts that are designated for the Trust. Discover Bank has outsourced certain servicing functions to its affiliates, Discover Financial Services LLC (“DFS”) and Discover Products Inc. (“DPI”), but Discover Bank is ultimately responsible for the overall servicing function. DFS and DPI perform various servicing functions for Discover Bank, as set forth below. DFS and DPI provide such services on their own or with the assistance of third party vendors that contract directly with either or both entities. Working together in this manner, Discover Bank, DFS and DPI generally perform all of the functions required to service and operate the Discover Card accounts. These functions include soliciting new accounts, processing applications, issuing new accounts, authorizing and processing transactions, billing cardmembers, processing payments, providing cardmember services and collecting delinquent accounts, among other services. Discover Bank and DFS together maintain multiple operations centers across the country for servicing cardmembers. DPI rents space in certain of these operating centers. DFS also maintains an additional operations center to process accounts that Discover Bank has charged off as uncollectible.
     Under the Pooling and Servicing Agreement, the master servicer and servicer may delegate any of its duties thereunder to any person provided that such person agrees to act in accordance with the policies relating to the applicable accounts. Such delegation will not relieve the master servicer or servicer of its liabilities and responsibilities with respect to such duties. On February 9, 2007, DPI entered into a Servicing Agreement, effective as of January 1, 2007, with Discover Bank (the “DPI Servicing Agreement”). Also on February 9, 2007, DFS entered into an Amended and Restated Servicing Agreement, as of January 1, 2007, with Discover Bank (the “DFS Servicing Agreement”). With respect to the accounts serviced by Discover Bank and pursuant to the DPI Servicing Agreement and the DFS Servicing Agreement, the following functions are among those performed in cooperation or separately by each of DPI and DFS (or third party vendors operating through DFS or DPI) for Discover Bank:
•	Marketing services;

•	Customer service;

•	Collections;

•	Certain other services, including new account application review and authorization, transaction processing and fraud and investigative services;

•	Information technology and related services; and

•	Statistical reporting of account performances and measures and other information including reporting to credit bureaus and government agencies.
     In addition to the above referenced services which are provided by DFS and/or DPI, the DFS Servicing Agreement provides that DFS will perform remittance processing and monthly statement preparation. Discover Bank is solely responsible for payment to DFS and DPI related to fees for servicing under the applicable servicing agreements. Such fees will be paid directly by Discover Bank and are not the obligation of or paid through the cash flows of the Trust. The DPI Servicing Agreement and the DFS Servicing Agreement have indefinite terms, but each may be terminated by either party on at least 180 days’ prior notice. In the event of a transfer of account servicing to Discover Bank or a third party, Discover Bank has agreed to pay for the costs related to such transfer. Under the DPI Servicing Agreement and the DFS Servicing Agreement, DFS and DPI may use their own employees or independent contractors to provide these services. However, certain core servicing functions related to the accounts in the Trust, such as collections and new account application review and authorization, mentioned above, are provided by DFS and/or DPI only. Each of the agreements provide that Discover Bank is solely responsible for establishing the annual percentage yields and rates, insurance premiums and other charges and fees related to its credit cards. DFS and DPI remain liable to Discover Bank for actual damages arising from the negligent performance of their obligations under their respective agreements, provided that neither DFS nor DPI will be liable for damages due to causes that are in whole or in part beyond their control, such as computer and associated equipment outages, failure or downtime. DFS has participated in the servicing process for the Trust since its formation. DPI has participated in the servicing process for the Trust since December 1, 2004. However, due to the transfer of a significant number of employees from DFS to DPI, DPI became a material servicing participant for the Trust effective January 1, 2007. Neither DFS nor DPI is a party to the Trust’s Pooling and Servicing Agreement.
     In addition to its servicing functions described above, DFS also provides other functions to Discover Bank, such as sales and marketing activities, operational support for the Discover Card program and maintenance of merchant relationships. DFS maintains the Discover Network, which has established arrangements with service establishments to accept Discover-branded cards, including the Discover Card, for cash advances and as the means of payment for merchandise and services. Discover Bank contracts with DFS to have cards issued by Discover

Bank, including the Discover Card, accepted at those establishments. DFS receives merchant fees for providing services to service establishments and pays a portion of those fees generated on Discover Card transactions to Discover Bank and other issuers on the Discover Network as interchange fees. Discover Bank’s ability to generate new receivables and interchange requires locations where cardmembers can use their Discover Cards. DFS works with merchant acquirers and a sales and service force to maintain and increase the size of its service establishment base. DFS also maintains additional operations centers that are devoted primarily to providing customer service to service establishments.
     DFS is also the counterparty to a swap agreement with the Trust related to Series 2002-3. Under the swap agreement, the Trust pays a fixed rate based on the principal amount of the certificates of Series 2002-3 and receives a floating interest rate.
     Discover Receivables Financing Corporation (“DRFC”) is an affiliate of Discover Bank. DRFC is a special purpose entity whose purpose is to provide credit enhancement for the benefit of certificateholders of series of certificates issued by the Trust. DRFC has made loans into the Credit Enhancement Accounts for each series for the direct benefit of the Class B investors in such series.
     Morgan Stanley & Co. Incorporated is an affiliate of Discover Bank. Morgan Stanley, formerly Morgan Stanley Dean Witter & Co., is the parent of Morgan Stanley & Co. Incorporated and Discover Bank. DFS and DPI are wholly owned subsidiaries of Morgan Stanley. DPI is held directly by Discover Bank. Following the initial distribution of a series of certificates, the Morgan Stanley entities and other affiliates of Discover Bank may offer and sell previously issued certificates in the course of their businesses as broker-dealers. Morgan Stanley & Co. Incorporated, Morgan Stanley International Limited and certain other affiliates may act as a principal or agent in those transactions.
Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.
     Each of Discover Bank, DFS and the Trustee (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function during the reporting period with respect to the pool assets held by the Trust. Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) during the Trust’s fiscal year ending November 30, 2006, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K. None of the Reports on Assessment or the related Attestation Reports has identified any material instances of noncompliance with the servicing criteria described in the related Report on Assessment as being applicable to such Servicing Participant.
Item 1123 of Regulation AB. Servicer Compliance Statement.
     Each of Discover Bank and DFS has been identified by the registrant as a servicer during the reporting period with respect to the pool assets held by the Trust. Each of Discover Bank and DFS has provided a Compliance Statement, signed by an authorized officer, and each such Compliance Statement is attached as an exhibit to this Form 10-K.
PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)	List of Documents Filed as Part of this Report
(1)	Not Applicable.

(2)	Not Applicable.

(3)	See Item 15 (b), below.

(b)	Exhibits Required by Item 601 of Regulation S-K

EXHIBIT	DESCRIPTION
4.1	Amended and Restated Pooling and Servicing Agreement between Discover Bank, as Master Servicer, Servicer and Seller, and U.S. Bank National Association, as Trustee, dated as of November 3, 2004 (incorporated by reference to Exhibit 4.2 to the Trust’s Current Report on Form 8-K filed on October 29, 2004).

4.2	First Amendment to Amended and Restated Pooling and Servicing Agreement between Discover Bank, as Master Servicer, Servicer and Seller, and U.S. Bank National Association, as Trustee, dated as of January 4, 2006, and Global Amendment to Certain Series Supplements thereto (incorporated by reference to Exhibit 4.1 to the Trust’s Current Report on Form 8-K filed on January 9, 2006).

4.3	Second Amendment to Amended and Restated Pooling and Servicing Agreement between Discover Bank, as Master Servicer, Servicer and Seller, and U.S. Bank National Association, as Trustee, dated as of March 30, 2006 (incorporated by reference to Exhibit 4.1 to the Trust’s Current Report on Form 8-K filed on April 5, 2006).

4.4.1	Series Supplement with respect to Series 1996-4 between Greenwood Trust Company as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A Certificate and form of Class B Certificate, dated as of April 30, 1996 (the “Series 1996-4 Supplement”) (incorporated by reference to Exhibit 4.1 to the Trust’s Current Report on Form 8-K filed on May 1, 1996).

4.4.2	First Amendment to the Series 1996-4 Supplement, between Greenwood Trust Company as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, dated as of May 15, 1998 (incorporated by reference to Exhibit 4.12 to the Trust’s Current Report on Form 8-K filed on June 2, 1998).

4.4.3	Series Supplement with respect to Series 2000-4 between Greenwood Trust Company as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A Certificate and form of Class B Certificate, dated as of May 10, 2000 (incorporated by reference to Exhibit 4.1 to the Trust’s Current Report on Form 8-K filed on May 15, 2000).

4.4.4	Series Supplement with respect to Series 2000-7 between Greenwood Trust Company as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A Certificate and form of Class B Certificate, dated as of June 20, 2000 (incorporated by reference to Exhibit 4.4 to the Trust’s Current Report on Form 8-K filed on June 21, 2000).

4.4.5	Series Supplement with respect to Series 2001-1 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A Certificate and form of Class B Certificate, dated as of January 4, 2001 (incorporated by reference to Exhibit 4.1 to the Trust’s Current Report on Form 8-K filed on January 9, 2001).

4.4.6	Series Supplement with respect to Series 2002-2 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A Certificate and form of Class B Certificate, dated as of April 25, 2002 (incorporated by reference to Exhibit 4.1 to the Trust’s Current Report on Form 8-K filed on April 26, 2002).

4.4.7	Series Supplement with respect to Series 2002-3 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A Certificate and form of Class B Certificate, dated as of May 29, 2002 (incorporated by reference to Exhibit 4.1 to the Trust’s Current Report on Form 8-K filed on May 30, 2002).

4.4.8	Series Supplement with respect to Series 2003-1 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A, Subseries 1 Certificate, a form of Class B, Subseries 1 Certificate, a form of Class A, Subseries 2 Certificate, a form of Class B, Subseries 2 Certificate, a form of Class A, Subseries 3 Certificate and a form of Class B, Subseries 3 Certificate dated as of January 22, 2003 (incorporated by reference to Exhibit 4.1 to the Trust’s Current Report on Form 8-K filed on January 23, 2003).

4.4.9	Series Supplement with respect to Series 2003-2 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A Certificate and a form of Class B Certificate, dated as of February 18, 2003 (incorporated by reference to Exhibit 4.1 to the Trust’s Current Report on Form 8-K filed on February 18, 2003).

4.4.10	First Amendment to the Series Supplement with respect to Series 2003-2 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A Certificate and a form of Class B Certificate, dated as of March 17, 2003 (incorporated by reference to Exhibit 4.1 to the Trust’s Current Report on Form 8-K filed on March 18, 2003).

4.4.11	Series Supplement with respect to Series 2003-3 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A Certificate and a form of Class B Certificate, dated as of March 25, 2003 (incorporated by reference to Exhibit 4.1 to the Trust’s Current Report on Form 8-K filed on March 27, 2003).

4.4.12	Series Supplement with respect to Series 2003-4 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A, Subseries 1 Certificate, a form of Class B, Subseries 1 Certificate, a form of Class A, Subseries 2 Certificate and a form of Class B, Subseries 2 Certificate dated as of December 30, 2003 (incorporated by reference to Exhibit 4.1 to the Trust’s Current Report on Form 8-K filed on January 5, 2004).

4.4.13	Series Supplement with respect to Series 2004-1 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A Certificate and a form of Class B Certificate, dated as of November 3, 2004 (incorporated by reference to Exhibit 4.1 to the Trust’s Current Report on Form 8-K filed on October 29, 2004 (Form of Series Supplement)).

4.4.14	Series Supplement with respect to Series 2004-2 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A, Subseries 1 Certificate, a form of Class B, Subseries 1 Certificate, a form of Class A, Subseries 2 Certificate and a form of Class B, Subseries 2 Certificate dated as of December 2, 2004 (incorporated by reference to Exhibit 4.2 to the Trust’s Current Report on Form 8-K filed on December 3, 2004).

4.4.15	Series Supplement with respect to Series 2005-1 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A Certificate and a form of Class B Certificate, dated as of January 18, 2005 (incorporated by reference to Exhibit 4.2 to the Trust’s Current Report on Form 8-K filed on January 19, 2005).

4.4.16	Series Supplement with respect to Series 2005-2 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A Certificate and a form of Class B Certificate, dated as of October 13, 2005 (incorporated by reference to Exhibit 4.2 to the Trust’s Current Report on Form 8-K filed on October 14, 2005).

4.4.17	Series Supplement with respect to Series 2005-3 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A Certificate and a form of Class B Certificate, dated as of November 30, 2005 (incorporated by reference to Exhibit 4.2 to the Trust’s Current Report on Form 8-K filed on November 30, 2005).

4.4.18	Series Supplement with respect to Series 2005-4 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A, Subseries 1 Certificate, a form of Class B, Subseries 1 Certificate, a form of Class A, Subseries 2 Certificate and a form of Class B, Subseries 2 Certificate, dated as of December 16, 2005 (incorporated by reference to Exhibit 4.2 to the Trust’s Current Report on Form 8-K filed on December 16, 2005).

4.4.19	Series Supplement with respect to Series 2006-1 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A, Subseries 1 Certificate, a form of Class B, Subseries 1 Certificate, a form of Class A, Subseries 2 Certificate and a form of Class B, Subseries 2 Certificate, dated as of February 28, 2006 (incorporated by reference to Exhibit 4.2 to the Trust’s Current Report on Form 8-K filed on February 28, 2006).

4.4.20	Series Supplement with respect to Series 2006-2 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A, Subseries 1 Certificate, a form of Class B, Subseries 1 Certificate, a form of Class A, Subseries 2 Certificate, a form of Class B, Subseries 2 Certificate, a form of Class A, Subseries 3 Certificate, and a form of Class B, Subseries 3 Certificate, dated as of July 27, 2006 (incorporated by reference to Exhibit 4.4 to the Trust’s Current Report on Form 8-K filed on July 27, 2006).

4.4.21	Series Supplement with respect to Series 2006-3 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A Certificate and a form of Class B Certificate, dated as of October 3, 2006 (incorporated by reference to Exhibit 4.4 to the Trust’s Current Report on Form 8-K filed on October 3, 2006).

4.5.1	Amended and Restated Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Greenwood Trust Company as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of April 15, 1999, with respect to Series 1996-4 (incorporated by reference to Exhibit 4.13 to the Trust’s Current Report on Form 8-K filed on April 16, 1999).

4.5.2	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Greenwood Trust Company as Master Servicer, Servicer and Seller and

Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of May 10, 2000, with respect to Series 2000-4 (incorporated by reference to Exhibit 4.2 to the Trust’s Current Report on Form 8-K filed on May 15, 2000).

4.5.3	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Greenwood Trust Company as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of June 20, 2000, with respect to Series 2000-7 (incorporated by reference to Exhibit 4.5 to the Trust’s Current Report on Form 8-K filed on June 21, 2000).

4.5.4	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of January 4, 2001, with respect to Series 2001-1 (incorporated by reference to Exhibit 4.2 to the Trust’s Current Report on Form 8-K filed on January 9, 2001).

4.5.5	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of April 25, 2002, with respect to Series 2002-2 (incorporated by reference to Exhibit 4.2 to the Trust’s Current Report on Form 8-K filed on April 26, 2002).

4.5.6	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of May 29, 2002, with respect to Series 2002-3 (incorporated by reference to Exhibit 4.2 to the Trust’s Current Report on Form 8-K filed on May 30, 2002).

4.5.7	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of January 22, 2003, with respect to Series 2003-1, Subseries 3 (incorporated by reference to Exhibit 4.4 to the Trust’s Current Report on Form 8-K filed on January 23, 2003).

4.5.8	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of February 18, 2003, with respect to Series 2003-2 (incorporated by reference to Exhibit 4.2 to the Trust’s Current Report on Form 8-K filed on February 18, 2003).

4.5.9	Amended and Restated Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of March 17, 2003, with respect to Series 2003-2 (incorporated by reference to Exhibit 4.2 to the Trust’s Current Report on Form 8-K filed on March 18, 2003).

4.5.10	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of March 25, 2003, with respect to Series 2003-3 (incorporated by reference to Exhibit 4.2 to the Trust’s Current Report on Form 8-K filed on March 27, 2003).

4.5.11	Credit Enhancement Agreement among U.S. Bank National Association as

Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of December 30, 2003, with respect to Series 2003-4, Subseries 1 (incorporated by reference to Exhibit 4.2 to the Trust’s Current Report on Form 8-K filed on January 5, 2004).

4.5.12	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of December 30, 2003, with respect to Series 2003-4, Subseries 2 (incorporated by reference to Exhibit 4.3 to the Trust’s Current Report on Form 8-K filed on January 5, 2004).

4.5.13	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of November 3, 2004, with respect to Series 2004-1 (incorporated by reference to Exhibit 4.3 to the Trust’s Current Report on Form 8-K filed on November 5, 2004).

4.5.14	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of December 2, 2004, with respect to Series 2004-2, Subseries 1 (incorporated by reference to Exhibit 4.3 to the Trust’s Current Report on Form 8-K filed on December 3, 2004).

4.5.15	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of December 2, 2004, with respect to Series 2004-2, Subseries 2 (incorporated by reference to Exhibit 4.4 to the Trust’s Current Report on Form 8-K filed on December 3, 2004).

4.5.16	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of January 18, 2005, with respect to Series 2005-1 (incorporated by reference to Exhibit 4.3 to the Trust’s Current Report on Form 8-K filed on January 19, 2005).

4.5.17	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of October 13, 2005, with respect to Series 2005-2 (incorporated by reference to Exhibit 4.3 to the Trust’s Current Report on Form 8-K filed on October 14, 2005).

4.5.18	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of November 30, 2005, with respect to Series 2005-3 (incorporated by reference to Exhibit 4.3 to the Trust’s Current Report on Form 8-K filed on November 30, 2005).

4.5.19	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of

December 16, 2005, with respect to Series 2005-4, Subseries 1 (incorporated by reference to Exhibit 4.3 to the Trust’s Current Report on Form 8-K filed on December 16, 2005).

4.5.20	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of December 16, 2005, with respect to Series 2005-4, Subseries 2 (incorporated by reference to Exhibit 4.4 to the Trust’s Current Report on Form 8-K filed on December 16, 2005).

4.5.21	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of February 28, 2006, with respect to Series 2006-1, Subseries 1 (incorporated by reference to Exhibit 4.3 to the Trust’s Current Report on Form 8-K filed on February 28, 2006).

4.5.22	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of February 28, 2006, with respect to Series 2006-1, Subseries 2 (incorporated by reference to Exhibit 4.4 to the Trust’s Current Report on Form 8-K filed on February 28, 2006).

4.5.23	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of July 27, 2006, with respect to Series 2006-2, Subseries 1 (incorporated by reference to Exhibit 4.5 to the Trust’s Current Report on Form 8-K filed on July 27, 2006).

4.5.24	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of July 27, 2006, with respect to Series 2006-2, Subseries 2 (incorporated by reference to Exhibit 4.6 to the Trust’s Current Report on Form 8-K filed on July 27, 2006).

4.5.25	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of July 27, 2006, with respect to Series 2006-2, Subseries 3 (incorporated by reference to Exhibit 4.7 to the Trust’s Current Report on Form 8-K filed on July 27, 2006).

4.5.26	Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of October 3, 2006, with respect to Series 2006-3 (incorporated by reference to Exhibit 4.5 to the Trust’s Current Report on Form 8-K filed on October 3, 2006).

10.1	Amended and Restated Servicing Agreement, dated as of January 1, 2007, by and between Discover Financial Services LLC and Discover Bank (incorporated by reference to Exhibit 10.1 of the Trust’s Current Report on Form 8-K filed on February 14, 2007).

10.2	Servicing Agreement, dated as of January 1, 2007, by and between Discover Products Inc. and Discover Bank (incorporated by reference to Exhibit 10.2 of the Trust’s Current Report on Form 8-K filed on February 14, 2007).

23.1	Consent of Deloitte & Touche LLP.

23.2	Consent of Ernst & Young LLP.

31.1	Rule 13a-14(a)/15d-14(a) Certification (Section 302 Certification).

33.1	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Discover Bank for the year ended November 30, 2006.

33.2	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Discover Financial Services LLC for the year ended November 30, 2006.

33.3	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of U.S. Bank National Association for the 11 months ended November 30, 2006.

34.1	Independent Accountants’ Attestation Report concerning servicing activities of Discover Bank for the year ended November 30, 2006.

34.2	Independent Accountants’ Attestation Report concerning servicing activities of Discover Financial Services LLC for the year ended November 30, 2006.

34.3	Independent Accountants’ Attestation Report concerning servicing activities of U.S. Bank National Association for the 11 months ended November 30, 2006.

35.1	Servicer Compliance Statement of Discover Bank for the year ended November 30, 2006.

35.2	Servicer Compliance Statement of Discover Financial Services LLC for the year ended November 30, 2006.
(c)	Omitted.

SIGNATURES
     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Discover Card Master Trust I
(Registrant)
By: Discover Bank
(Depositor, Master Servicer and Servicer)

Dated: February 15, 2007	By:	/s/ Michael R. Rickert
Michael F. Rickert
Vice President, Chief Financial Officer and Treasurer
(senior officer of Discover Bank in charge of
securitization)

EXHIBIT INDEX

EXHIBIT	DESCRIPTION
4.1
Amended and Restated Pooling and Servicing Agreement between Discover Bank, as Master Servicer, Servicer and Seller, and U.S. Bank National Association, as Trustee, dated as of November 3, 2004 (incorporated by reference to Exhibit 4.2 to the Trust’s Current Report on Form 8-K filed on October 29, 2004).

4.2
First Amendment to Amended and Restated Pooling and Servicing Agreement between Discover Bank, as Master Servicer, Servicer and Seller, and U.S. Bank National Association, as Trustee, dated as of January 4, 2006, and Global Amendment to Certain Series Supplements thereto (incorporated by reference to Exhibit 4.1 to the Trust’s Current Report on Form 8-K filed on January 9, 2006).

4.3
Second Amendment to Amended and Restated Pooling and Servicing Agreement between Discover Bank, as Master Servicer, Servicer and Seller, and U.S. Bank National Association, as Trustee, dated as of March 30, 2006 (incorporated by reference to Exhibit 4.1 to the Trust’s Current Report on Form 8-K filed on April 5, 2006).

4.4.1
Series Supplement with respect to Series 1996-4 between Greenwood Trust Company as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A Certificate and form of Class B Certificate, dated as of April 30, 1996 (the “Series 1996-4 Supplement”) (incorporated by reference to Exhibit 4.1 to the Trust’s Current Report on Form 8-K filed on May 1, 1996).

4.4.2
First Amendment to the Series 1996-4 Supplement, between Greenwood Trust Company as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, dated as of May 15, 1998 (incorporated by reference to Exhibit 4.12 to the Trust’s Current Report on Form 8-K filed on June 2, 1998).

4.4.3
Series Supplement with respect to Series 2000-4 between Greenwood Trust Company as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A Certificate and form of Class B Certificate, dated as of May 10, 2000 (incorporated by reference to Exhibit 4.1 to the Trust’s Current Report on Form 8-K filed on May 15, 2000).

4.4.4
Series Supplement with respect to Series 2000-7 between Greenwood Trust Company as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A Certificate and form of Class B Certificate, dated as of June 20, 2000 (incorporated by reference to Exhibit 4.4 to the Trust’s Current Report on Form 8-K filed on June 21, 2000).

4.4.5
Series Supplement with respect to Series 2001-1 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A Certificate and form of Class B Certificate, dated as of January 4, 2001 (incorporated by reference to Exhibit 4.1 to the Trust’s Current Report on Form 8-K filed on January 9, 2001).

4.4.6
Series Supplement with respect to Series 2002-2 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A Certificate and form of Class B Certificate, dated as of April 25, 2002 (incorporated by reference to Exhibit 4.1 to the Trust’s Current Report on Form 8-K filed on April 26, 2002).

4.4.7	Series Supplement with respect to Series 2002-3 between Discover Bank as

Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A Certificate and form of Class B Certificate, dated as of May 29, 2002 (incorporated by reference to Exhibit 4.1 to the Trust’s Current Report on Form 8-K filed on May 30, 2002).

4.4.8
Series Supplement with respect to Series 2003-1 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A, Subseries 1 Certificate, a form of Class B, Subseries 1 Certificate, a form of Class A, Subseries 2 Certificate, a form of Class B, Subseries 2 Certificate, a form of Class A, Subseries 3 Certificate and a form of Class B, Subseries 3 Certificate dated as of January 22, 2003 (incorporated by reference to Exhibit 4.1 to the Trust’s Current Report on Form 8-K filed on January 23, 2003).

4.4.9
Series Supplement with respect to Series 2003-2 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A Certificate and a form of Class B Certificate, dated as of February 18, 2003 (incorporated by reference to Exhibit 4.1 to the Trust’s Current Report on Form 8-K filed on February 18, 2003).

4.4.10
First Amendment to the Series Supplement with respect to Series 2003-2 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A Certificate and a form of Class B Certificate, dated as of March 17, 2003 (incorporated by reference to Exhibit 4.1 to the Trust’s Current Report on Form 8-K filed on March 18, 2003).

4.4.11
Series Supplement with respect to Series 2003-3 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A Certificate and a form of Class B Certificate, dated as of March 25, 2003 (incorporated by reference to Exhibit 4.1 to the Trust’s Current Report on Form 8-K filed on March 27, 2003).

4.4.12
Series Supplement with respect to Series 2003-4 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A, Subseries 1 Certificate, a form of Class B, Subseries 1 Certificate, a form of Class A, Subseries 2 Certificate and a form of Class B, Subseries 2 Certificate dated as of December 30, 2003 (incorporated by reference to Exhibit 4.1 to the Trust’s Current Report on Form 8-K filed on January 5, 2004).

4.4.13
Series Supplement with respect to Series 2004-1 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A Certificate and a form of Class B Certificate, dated as of November 3, 2004 (incorporated by reference to Exhibit 4.1 to the Trust’s Current Report on Form 8-K filed on October 29, 2004 (Form of Series Supplement)).

4.4.14
Series Supplement with respect to Series 2004-2 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A, Subseries 1 Certificate, a form of Class B, Subseries 1 Certificate, a form of Class A, Subseries 2 Certificate and a form of Class B, Subseries 2 Certificate dated as of December 2, 2004 (incorporated by reference to Exhibit 4.2 to the Trust’s Current Report on Form 8-K filed on December 3, 2004).

4.4.15	Series Supplement with respect to Series 2005-1 between Discover Bank as

Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A Certificate and a form of Class B Certificate, dated as of January 18, 2005 (incorporated by reference to Exhibit 4.2 to the Trust’s Current Report on Form 8-K filed on January 19, 2005).

4.4.16
Series Supplement with respect to Series 2005-2 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A Certificate and a form of Class B Certificate, dated as of October 13, 2005 (incorporated by reference to Exhibit 4.2 to the Trust’s Current Report on Form 8-K filed on October 14, 2005).

4.4.17
Series Supplement with respect to Series 2005-3 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A Certificate and a form of Class B Certificate, dated as of November 30, 2005 (incorporated by reference to Exhibit 4.2 to the Trust’s Current Report on Form 8-K filed on November 30, 2005).

4.4.18
Series Supplement with respect to Series 2005-4 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A, Subseries 1 Certificate, a form of Class B, Subseries 1 Certificate, a form of Class A, Subseries 2 Certificate and a form of Class B, Subseries 2 Certificate, dated as of December 16, 2005 (incorporated by reference to Exhibit 4.2 to the Trust’s Current Report on Form 8-K filed on December 16, 2005).

4.4.19
Series Supplement with respect to Series 2006-1 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A, Subseries 1 Certificate, a form of Class B, Subseries 1 Certificate, a form of Class A, Subseries 2 Certificate and a form of Class B, Subseries 2 Certificate, dated as of February 28, 2006 (incorporated by reference to Exhibit 4.2 to the Trust’s Current Report on Form 8-K filed on February 28, 2006).

4.4.20
Series Supplement with respect to Series 2006-2 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A, Subseries 1 Certificate, a form of Class B, Subseries 1 Certificate, a form of Class A, Subseries 2 Certificate, a form of Class B, Subseries 2 Certificate, a form of Class A, Subseries 3 Certificate, and a form of Class B, Subseries 3 Certificate, dated as of July 27, 2006 (incorporated by reference to Exhibit 4.4 to the Trust’s Current Report on Form 8-K filed on July 27, 2006).

4.4.21
Series Supplement with respect to Series 2006-3 between Discover Bank as Master Servicer, Servicer and Seller and U.S. Bank National Association as Trustee, including a form of Class A Certificate and a form of Class B Certificate, dated as of October 3, 2006 (incorporated by reference to Exhibit 4.4 to the Trust’s Current Report on Form 8-K filed on October 3, 2006).

4.5.1
Amended and Restated Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Greenwood Trust Company as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of April 15, 1999, with respect to Series 1996-4 (incorporated by reference to Exhibit 4.13 to the Trust’s Current Report on Form 8-K filed on April 16, 1999).

4.5.2
Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Greenwood Trust Company as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of May 10, 2000, with respect to Series 2000-4 (incorporated by reference to Exhibit 4.2 to the Trust’s Current Report on Form 8-K filed on May 15, 2000).

4.5.3
Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Greenwood Trust Company as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of June 20, 2000, with respect to Series 2000-7 (incorporated by reference to Exhibit 4.5 to the Trust’s Current Report on Form 8-K filed on June 21, 2000).

4.5.4
Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of January 4, 2001, with respect to Series 2001-1 (incorporated by reference to Exhibit 4.2 to the Trust’s Current Report on Form 8-K filed on January 9, 2001).

4.5.5
Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of April 25, 2002, with respect to Series 2002-2 (incorporated by reference to Exhibit 4.2 to the Trust’s Current Report on Form 8-K filed on April 26, 2002).

4.5.6
Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of May 29, 2002, with respect to Series 2002-3 (incorporated by reference to Exhibit 4.2 to the Trust’s Current Report on Form 8-K filed on May 30, 2002).

4.5.7
Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of January 22, 2003, with respect to Series 2003-1, Subseries 3 (incorporated by reference to Exhibit 4.4 to the Trust’s Current Report on Form 8-K filed on January 23, 2003).

4.5.8
Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of February 18, 2003, with respect to Series 2003-2 (incorporated by reference to Exhibit 4.2 to the Trust’s Current Report on Form 8-K filed on February 18, 2003).

4.5.9
Amended and Restated Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of March 17, 2003, with respect to Series 2003-2 (incorporated by reference to Exhibit 4.2 to the Trust’s Current Report on Form 8-K filed on March 18, 2003).

4.5.10
Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of March 25, 2003, with respect to Series 2003-3 (incorporated by reference to Exhibit 4.2 to the Trust’s Current Report on Form 8-K filed on March 27, 2003).

4.5.11
Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of December 30, 2003, with respect to Series 2003-4, Subseries 1 (incorporated by reference to Exhibit 4.2 to the Trust’s Current Report on Form 8-K filed on January 5, 2004).

4.5.12
Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of December 30, 2003, with respect to Series 2003-4, Subseries 2 (incorporated by reference to Exhibit 4.3 to the Trust’s Current Report on Form 8-K filed on January 5, 2004).

4.5.13
Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of November 3, 2004, with respect to Series 2004-1 (incorporated by reference to Exhibit 4.3 to the Trust’s Current Report on Form 8-K filed on November 5, 2004).

4.5.14
Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of December 2, 2004, with respect to Series 2004-2, Subseries 1 (incorporated by reference to Exhibit 4.3 to the Trust’s Current Report on Form 8-K filed on December 3, 2004).

4.5.15
Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of December 2, 2004, with respect to Series 2004-2, Subseries 2 (incorporated by reference to Exhibit 4.4 to the Trust’s Current Report on Form 8-K filed on December 3, 2004).

4.5.16
Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of January 18, 2005, with respect to Series 2005-1 (incorporated by reference to Exhibit 4.3 to the Trust’s Current Report on Form 8-K filed on January 19, 2005).

4.5.17
Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of October 13, 2005, with respect to Series 2005-2 (incorporated by reference to Exhibit 4.3 to the Trust’s Current Report on Form 8-K filed on October 14, 2005).

4.5.18
Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of November 30, 2005, with respect to Series 2005-3 (incorporated by reference to Exhibit 4.3 to the Trust’s Current Report on Form 8-K filed on November 30, 2005).

4.5.19	Credit Enhancement Agreement among U.S. Bank National Association as

Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of December 16, 2005, with respect to Series 2005-4, Subseries 1 (incorporated by reference to Exhibit 4.3 to the Trust’s Current Report on Form 8-K filed on December 16, 2005).

4.5.20
Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of December 16, 2005, with respect to Series 2005-4, Subseries 2 (incorporated by reference to Exhibit 4.4 to the Trust’s Current Report on Form 8-K filed on December 16, 2005).

4.5.21
Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of February 28, 2006, with respect to Series 2006-1, Subseries 1 (incorporated by reference to Exhibit 4.3 to the Trust’s Current Report on Form 8-K filed on February 28, 2006).

4.5.22
Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of February 28, 2006, with respect to Series 2006-1, Subseries 2 (incorporated by reference to Exhibit 4.4 to the Trust’s Current Report on Form 8-K filed on February 28, 2006).

4.5.23
Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of July 27, 2006, with respect to Series 2006-2, Subseries 1 (incorporated by reference to Exhibit 4.5 to the Trust’s Current Report on Form 8-K filed on July 27, 2006).

4.5.24
Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of July 27, 2006, with respect to Series 2006-2, Subseries 2 (incorporated by reference to Exhibit 4.6 to the Trust’s Current Report on Form 8-K filed on July 27, 2006).

4.5.25
Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of July 27, 2006, with respect to Series 2006-2, Subseries 3 (incorporated by reference to Exhibit 4.7 to the Trust’s Current Report on Form 8-K filed on July 27, 2006).

4.5.26
Credit Enhancement Agreement among U.S. Bank National Association as Trustee, Discover Bank as Master Servicer, Servicer and Seller and Discover Receivables Financing Corporation as Credit Enhancement Provider, dated as of October 3, 2006, with respect to Series 2006-3 (incorporated by reference to Exhibit 4.5 to the Trust’s Current Report on Form 8-K filed on October 3, 2006).

10.1	Amended and Restated Servicing Agreement, dated as of January 1, 2007, by and between Discover Financial Services LLC and Discover Bank (incorporated by reference to Exhibit 10.1 of the Trust’s Current Report on Form 8-K filed on February 14, 2007).

10.2
Servicing Agreement, dated as of January 1, 2007, by and between Discover Products Inc. and Discover Bank (incorporated by reference to Exhibit 10.2 of the Trust’s Current Report on Form 8-K filed on February 14, 2007).

23.1	Consent of Deloitte & Touche LLP.

23.2	Consent of Ernst & Young LLP.

31.1	Rule 13a-14(a)/15d-14(a) Certification (Section 302 Certification).

33.1	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Discover Bank for the year ended November 30, 2006.

33.2	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Discover Financial Services LLC for the year ended November 30, 2006.

33.3	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of U.S. Bank National Association for the 11 months ended November 30, 2006.

34.1	Independent Accountants’ Attestation Report concerning servicing activities of Discover Bank for the year ended November 30, 2006.

34.2	Independent Accountants’ Attestation Report concerning servicing activities of Discover Financial Services LLC for the year ended November 30, 2006.

34.3	Independent Accountants’ Attestation Report concerning servicing activities of U.S. Bank National Association for the 11 months ended November 30, 2006.

35.1	Servicer Compliance Statement of Discover Bank for the year ended November 30, 2006.

35.2	Servicer Compliance Statement of Discover Financial Services LLC for the year ended November 30, 2006.