Form 10-K/A
period 2006-11-30
DISCOVER BANK; DISCOVER CARD MASTER TRUST I
filed 2007-08-01
CIK 894327, 894329

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________
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
Yes ☐      No ☒
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐      No ☒

ii

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒      No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☒
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐      No ☒
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
None.

iii

EXPLANATORY NOTE
     Discover Card Master Trust I (the “Registrant”) is filing this Amendment No. 1 to its Annual Report on Form 10-K/A solely to replace the signature pages to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 30, 2006 filed with the Securities and Exchange Commission (the “SEC”) on February 15, 2007, and Exhibit 31.1 thereto to clarify that the Annual Report on Form 10-K and Exhibit 31.1 thereto are both signed by the senior officer in charge of securitization of Discover Bank as Depositor for the Registrant. Except as noted herein, the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 30, 2006 remains as originally filed with the SEC on February 15, 2007. This Amendment No. 1 does not reflect any subsequent information or events other than the changes referred to above.

SIGNATURES
     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Discover Card Master Trust I (Registrant) By: Discover Bank (Depositor, Master Servicer and Servicer)
Dated: August 1, 2007	By:	/s/ Michael F. Rickert
Michael F. Rickert
Vice President, Chief Financial Officer and Treasurer (senior officer of the depositor in charge of securitization)

2

EXHIBIT INDEX

EXHIBIT	DESCRIPTION

31.1	Rule 13a-14(a)/15d-14(a) Certification (Section 302 Certification).

3